Form 10QSB
period 2000-10-31
CANADA TRACE CAPITAL CORP
filed 2001-03-07
CIK 1128121

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 January 31, 2001
   OR

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                                        to



                              CANADA TRACE CAPTIAL CORP.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                           98-0336580
--------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                                Jeff Lightfoot
           Suite 700 - 625 Howe Street, Vancouver BC Canada V6C 2T6
             -------------------------------------------------------
                   (Address of principal executive offices  (zip code))

                               604-681-7474
           -------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at January 31, 2001

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         3 MONTHS ENDED        FISCAL YEAR
                                         JANUARY 31,        ENDED OCTOBER 31,
                                               2001                   2000
                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -             $      -
-------------------------------------------------------------------------

INCORPORATION COSTS                             725                  725
-------------------------------------------------------------------------
TOTAL ASSETS                              $     725            $     725
=========================================================================


LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $     600           $      500
-------------------------------------------------------------------------
TOTAL LIABILITIES                               600                  500
-------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $.001 each
ISSUED AND OUTSTANDING
725,000 common shares with a par
  value of $0.001 at January 31,
  2001 and at October 31, 2000                  725                  725
-------------------------------------------------------------------------
                                                725                  725
Deficit Accumulated During the
  Development stage                           (600)                (500)
-------------------------------------------------------------------------
                                                125                  225
-------------------------------------------------------------------------

                                          $     725           $      725
=========================================================================

CONTINUING OPERATIONS (NOTE 1)

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                            3 months ended
                                           January 31,
                                               2001


EXPENSES
  Expenses                                   $         -
  Legal                                               100
----------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD           $        100
==========================================================

BASIC AND DILUTED LOSS PER SHARE             $  (0.0001)
----------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING              725,000
----------------------------------------------------------

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                           3 months ended
                                            January 31,
                                                 2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                       $    (100)
---------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                              100
---------------------------------------------------------

Net cash used in operating activities              -
---------------------------------------------------------

INVESTING
  Incorporation costs                              -
---------------------------------------------------------

FINANCING
  Issuance of capital stock                        -
---------------------------------------------------------
CHANGE IN CASH FOR PERIOD                          -

CASH, BEGINNING OF PERIOD                          -
---------------------------------------------------------
CASH, END OF PERIOD                         $      -
=========================================================

                            CANADA TRACE CAPTIAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED January 31, 2001
                                 (U.S. DOLLARS)


1.     Continuing operations

Canada Trace Capital Corp. was incorporated on October 18,2000 in the state of Delaware, U.S.A.

The Company has negative working capital and a deficit. The ability for the Company to operate as a going concern is dependent upon its ability to find an appropriate business venture and to obtain adequate financing to reach profitable levels of operations. It is not possible to predict whether the search for a business venture or financing efforts will be successful or if the Company will attain profitable levels of operations.

2.     Summary of significant accounting policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting principles:

a.     Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.     Earnings (loss) per common share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants ( using the treasury stock method).

c.     Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $500 as of October 31, 2000. To the extent not used, net operating loss carryforwards expire in beginning in the year
2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CANADA TRACE CAPTIAL CORP.



                          By:  /s/ Jeff Lightfoot
                         ---------------------------------
                           Jeff Lightfoot, President

Dated:  March 6, 2001