Form 10QSB
period 2001-04-30
CANADA TRACE CAPITAL CORP
filed 2001-06-14
CIK 1128121

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 April 30, 2001
   OR

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


             Class                        Outstanding at April 30, 2001

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         6 MONTHS ENDED        FISCAL YEAR
                                         APRIL 30,            ENDED OCTOBER 31,
                                               2001                   2000
                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -             $      -
-------------------------------------------------------------------------

INCORPORATION COSTS                             725                  725
-------------------------------------------------------------------------
TOTAL ASSETS                              $     725            $     725
=========================================================================


LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $     700           $      500
-------------------------------------------------------------------------
TOTAL LIABILITIES                               700                  500
-------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $.001 each
ISSUED AND OUTSTANDING
725,000 common shares with a par
  value of $0.001 at April 30,
  2001 and at October 31, 2000                  725                  725
-------------------------------------------------------------------------
                                                725                  725
Deficit Accumulated During the
  Development stage                           (700)                (500)
-------------------------------------------------------------------------
                                                 25                  225
-------------------------------------------------------------------------

                                          $     725           $      725
=========================================================================

CONTINUING OPERATIONS (NOTE 1)

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                            6 months ended      3 months ended
                                              April 30,         January 31,
                                               2001             2001


EXPENSES
  Expenses                                   $         -       $     -
  Legal                                               200          100
------------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD           $       (200)     $  (100)
==============================================================================

BASIC AND DILUTED LOSS PER SHARE             $    (0.0003)     $  (0.0001)
------------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING              725,000         725,000
------------------------------------------------------------------------------

                            CANADA TRACE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                               6 months ended
                                                April 30
                                                  2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                           $   (200)
--------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                                  200
--------------------------------------------------------------

Net cash used in operating activities                   -
--------------------------------------------------------------

INVESTING
  Incorporation costs                                   -
--------------------------------------------------------------
FINANCING
  Issuance of capital stock                             -
--------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                               -

CASH, BEGINNING OF PERIOD                               -
--------------------------------------------------------------
CASH, END OF PERIOD                             $       -
==============================================================

                            CANADA TRACE CAPTIAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED APRIL 30, 2001
                                 (U.S. DOLLARS)


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

Dated:  June 13, 2001